Form 10-K
period 1995-12-31
EQUICON MORTGAGE LOAN TRUST 1995-2
filed 1996-04-01
CIK 1002669

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the period from  October 25, 1995(INCEPTION) to December 31, 1995
					OR

		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE 				SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from 		to

Commission File Number 33-96500

Equicon Mortgage Loan Trust, Series 1995-2
(Exact name of registrant as specified in its charter)

             New York					N/A
(State or other jurisdiction of				(I.R.S. Employer
incorporation or organization)				Identification No.)

c/o Norwest Bank Minnesota, N.A.
Sixth Street & Marquette Avenue
Minneapolis, Minnesota     				55479-0069
(Address of Principal					(Zip Code)
Executive Offices)

Registrant's telephone number including area code	(212)  526-5594

Securities registered pursuant to Section 12 (b) of the Act:
			NONE
Securities registered pursuant to Section 12 (g) of the Act:
			NONE

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange
 Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
 subject to such filing requirements for the past 90 days.		Yes XX		No

	Indicate by check mark if disclosure of delinquent filers pursuant to
 Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
 Form 10-K or any amendment to this Form 10-K.				Yes		No XX

	Aggregate market value of voting stock held by non-affiliates of the
 registrant as of December 31, 1995:	NOT APPLICABLE

	Number of shares of common stock outstanding as of December 31, 1995:
  NOT APPLICABLE




Page 1 of 3 Pages





EQUICON MORTGAGE LOAN TRUST, SERIES 1995-2

FORM 10-K
INDEX

									Page Number

PART I.

	Item 2.	Properties							3
	Item 3.	Legal Proceedings						3
	Item 4.	Submission of Matters to a Vote of Security Holders			3

PART II.

	Item 5.	Market for Registrant's Common Equity and 			3
		Related Stockholder Matters
	Item 8.	Financial Statements and Supplementary Data			3
	Item 9.	Changes In and Disagreements With Accountants			3
		on Accounting and Financial Disclosure

PART III.

	Item 12.	Security Ownership of Certain Beneficial				4
		Owners and Management

PART IV.

	Item 14.	Exhibits, Financial Statement Schedules				4
		and Reports on Form 8-K

SIGNATURES

	Supplemental Information to be Furnished with Reports Filed Pursuant to	5
	Section 15 (d) of the Securities Exchange Act of 1934 of Registrants Which Have Not Registered Securities Pursuant to Section 12 of such Act.

INDEX OF EXHIBITS								6







PART I.

Item 2.		Properties

	The Issuer has no physical properties. The Equicon Mortgage Loan Trust, Series 1995-2 securities represent in the aggregate the entire beneficial ownership interest in a trust consisting primarily of a pool of fixed rate, amortizing mortgage loans and adjustable rate, amortizing mortgage loans which are secured by first or second liens on residential properties. We will furnish an Annual Statement of Compliance delivered by the Mortgage Servicer to the Trustee with respect to each Mortgage
 Servicer in t

Annual Statement of Compliance............................................
 .............Not available currently.
						Will be subsequently filed on Form 10K/A.

Item 3.		Legal Proceedings

	NONE.

Item 4.		Submission of Matters to a Vote of Security Holders

	No matters were submitted to a vote of holders of equity interest during the period covered by this report through the solicitation of proxies or otherwise.

PART II

Item 5.		Market for the Registrant's Common Equity and Related Stockholder
 Matters.

	The Issuer does not issue stock. Presently, there is no established trading market for the Trust's securities. The holders of the Equicon Mortgage Loan Trust, Series 1995-2 will be subquently filed on Form 10K/A.

Item 8.		Financial Statements and Supplementary Data.

Annual Statement of Compliance.............................................
 ...........Not available currently.
						Will be subsequently filed on Form 10K/A.

Independent Accountant's Report on Servicer's
	Servicing Activities.....................................................
 ...........Not available currently.
						Will be subsequently filed on Form 10K/A.

Item 9.	 	Changes In and Disagreement with Accountants on Accounting and
 Financial 				Disclosure.

		NONE



PART III

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners............................
 ............... Will be filed 								 subsequently on Form 10K/A.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8K

	(a)  (1)	Financial Statements...............Annual Statement of Compliance
 and Independent 						Accountant's Report on Servicer's Servicing
 Activities are						not currrently available.  Will be filed subsequently
 on 						Form 10K/A.

	(a)  (2)	Financial Statement Schedules

		NOT APPLICABLE

	(a)  (3)	Exhibits

		*	Filed with the SEC on the indicated dates.



7