Form 10-K/A
period 1995-12-31
EQUICON MORTGAGE LOAN TRUST 1995-2
filed 1997-10-01
CIK 1002669

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


(Mark One)

| x |   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

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

Yes    X                No



This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on April 1, 1996, by Norwest Bank Minnesota, N.A. (the "Reporting Person"), on behalf of Equicon Mortgage Loan Trust, Series 1995-2 (the "Trust"), established pursuant to a Pooling Agreement (the "Pooling Agreement") among Cargill Financial Services Corporation, as Sponsor, (the "Sponsor"), Equicon Corporation, as Seller, (the "Seller"), and Norwest Bank Minnesota, N.A., as Trustee, ( the "Trustee"), pursuant to which the Equicon Mortgage Loan Trust, Series 1995-2, certificates registered under the Securities Act of 1933 (the "Certificates") were issued. Item 14 of the Original Form 10-K is amended to read in its entirety as follows:

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

     (b) Omitted.

     (c) Omitted.

     (d) Omitted.


<F1> Filed herewith.






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


                   Equicon Mortgage Loan Trust, Series 1995-2


                        By: Norwest Bank Minnesota, N.A.,
                            as Trustee

                       By: /s/ Sherri J. Sharps
                       By: Sherri J. Sharps
                    Title: Vice  President
                    Dated: October 1, 1995



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


<F1> Filed herewith.