Form 10-K/A
period 1996-12-31
EQUICON MORTGAGE LOAN TRUST 1995-2
filed 1997-10-01
CIK 1002669

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 2


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

Yes    X                No



This Amendment No. 2 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 26, 1997, by Norwest Bank Minnesota, N.A. (the "Reporting Person"), on behalf of Equicon Mortgage Loan Trust, Series 1995-2 (the "Trust"), established pursuant to a Pooling Agreement (the "Pooling Agreement") among Cargill Financial Services Corporation, as Sponsor, (the "Sponsor"), Equicon Corporation, as Seller, (the "Seller"), and Norwest Bank Minnesota, N.A., as Trustee, ( the "Trustee"), pursuant to which the Equicon Mortgage Loan Trust, Series 1995-2, certificates registered under the Securities Act of 1933 (the "Certificates") were issued. Item 14 of the Original Form 10-K is amended to read in its entirety as follows:

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

<F1> Previously Filed.

<F2> Filed herewith.






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


                   Equicon Mortgage Loan Trust, Series 1995-2


                        By: Norwest Bank Minnesota, N.A.,
                            as Trustee

                       By: /s/ Sherri J. Sharps
                       By: Sherri J. Sharps
                    Title: Vice  President
                    Dated: October 1, 1997



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


<F1> Previously Filed.

<F2> Filed herewith.